Form 10-Q
period 2025-09-30
Dynamix Corp III
filed 2025-12-10
CIK 2081125

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-42921

Dynamix Corporation III

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1980 Post Oak Blvd., Suite 100 PMB 6373 Houston, TX	77056
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (646) 792 5600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-half of one redeemable warrant	DNMXU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	DNMX	The Nasdaq Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one Class A ordinary share, at an exercise price of $11.50 per share	DNMXW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of December 8, 2025, there were 20,125,000 Class A Ordinary Shares, $0.0001 par value and 6,708,333 Class B Ordinary Shares, $0.0001 par value, issued and outstanding.

DYNAMIX CORPORATION III

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

TABLE OF CONTENTS

Page
Part I. Financial Information	1
Item 1. Interim Financial Statements	1
Condensed Balance Sheet as of September 30, 2025 (Unaudited)	1
Condensed Statements of Operations for the three months ended September 30, 2025 and for the period from June 20, 2025 (Inception) through September 30, 2025 (Unaudited)	2
Condensed Statements of Changes in Shareholder’s Deficit for the three months ended September 30, 2025 and for the period from June 20, 2025 (Inception) through September 30, 2025 (Unaudited)	3
Condensed Statement of Cash Flows for the period from June 20, 2025 (Inception) through September 30, 2025 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures About Market Risk	19
Item 4. Controls and Procedures	19
Part II. Other Information	20
Item 1. Legal Proceedings	20
Item 1A. Risk Factors	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3. Defaults Upon Senior Securities	21
Item 4. Mine Safety Disclosures	21
Item 5. Other Information	21
Item 6. Exhibits	21
Part III. Signatures	22

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

DYNAMIX CORPORATION III

CONDENSED BALANCE SHEET

SEPTEMBER 30, 2025

(UNAUDITED)

Assets
Prepaid expenses – current asset	$45,000
Deferred offering costs	426,665
Total Assets	$471,665

Liabilities and Shareholder’s Deficit
Current Liabilities
Accrued offering costs	$325,000
Accrued expenses	54,151
Promissory note – related party	132,085
Total Current Liabilities	511,236

Commitments and Contingencies (Note 6)

Shareholder’s Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,708,333 shares issued and outstanding(1)(2)	671
Additional paid-in capital	24,329
Accumulated deficit	(64,571)
Total Shareholder’s Deficit	(39,571)
Total Liabilities and Shareholder’s Deficit	$471,665

(1)	On September 16, 2025, the Company effected a 1 to 1.1666666087 share split of the founder shares, which resulted in a total of 6,708,333 founder shares held by the Sponsor. All share and per share amounts have been retroactively presented (see Note 5).

(2)	Includes 875,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. Subsequently, on October 31, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 875,000 Class B ordinary shares are no longer subject to forfeiture (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

DYNAMIX CORPORATION III

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,	For the Period from June 20, 2025 (Inception) Through September 30,
	2025	2025

General and administrative costs	$47,771	$64,571
Loss from operations	(47,771)	(64,571)
Net loss	$(47,771)	$(64,571)
Basic and diluted weighted average Class B ordinary shares outstanding(1)(2)	5,833,333	5,833,333
Basic and diluted net loss per Class B ordinary share	$(0.01)	$(0.01)

(1)	On September 16, 2025, the Company effected a 1 to 1.1666666087 share split of the founder shares, which resulted in a total of 6,708,333 founder shares held by the Sponsor. All share and per share amounts have been retroactively presented (see Note 5).

(2)	Excludes 875,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. Subsequently, on October 31, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 875,000 Class B ordinary shares are no longer subject to forfeiture (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

DYNAMIX CORPORATION III

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER’S DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND

FOR THE PERIOD FROM JUNE 20, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

(UNAUDITED)

	ClassA Ordinary Shares		ClassB Ordinary Shares(1)(2)		Share Subscription Receivable from	Additional Paid-in	Accumulated	Total Shareholder’s
	Shares	Amount	Shares	Amount	Shareholder	Capital	Deficit	Deficit
Balance — June 20, 2025 (Inception)	—	$—	—	$—	$—	$—	$—	$—
Issuance of ClassB ordinary shares to Sponsor	—	—	6,708,333	671	(25,000)	24,329	—	—
Net loss	—	—	—	—	—	—	(16,800)	(16,800)

Balance – June 30, 2025	—	—	6,708,333	671	(25,000)	24,329	(16,800)	(16,800)
Collection of share subscription receivable from shareholder	—	—	—	—	25,000	—	—	25,000
Net loss	—	—	—	—	—	—	(47,771)	(47,771)

Balance – September 30, 2025	—	$—	6,708,333	$671	$—	$24,329	$(64,571)	$(39,571)

(1)	On September 16, 2025, the Company effected a 1 to 1.1666666087 share split of the founder shares, which resulted in a total of 6,708,333 founder shares held by the Sponsor. All share and per share amounts have been retroactively presented (see Note 5).

(2)	Includes 875,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. Subsequently, on October 31, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 875,000 Class B ordinary shares are no longer subject to forfeiture (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

DYNAMIX CORPORATION III

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JUNE 20, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(64,571)
Adjustments to reconcile net loss to net cash used in operating activities:
Payment of general and administrative costs through promissory note - related party	10,420
Changes in operating assets and liabilities:
Accrued expenses	54,151
Net cash used in operating activities	—

Net Change in Cash	—
Cash – Beginning of period	—
Cash – End of period	$—
Non-cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$325,000
Deferred offering costs paid through promissory note – related party	$101,665
Prepaid expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	$25,000
Prepaid expenses paid through promissory note – related party	$20,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

DYNAMIX CORPORATION III
NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

1. ORGANIZATION AND BUSINESS OPERATIONS

Dynamix Corporation III (the “Company”) (formerly Dynamix Corporation II, the name changed on July 28, 2025) is a blank check company incorporated as a Cayman Islands exempted company on June 20, 2025. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company has not selected any specific Business Combination target and the Company has not, nor has anyone on its behalf, engaged in any substantive discussions, directly or indirectly, with any Business Combination target with respect to an initial Business Combination with the Company.

As of September 30, 2025, the Company had not commenced any operations. All activity for the period from June 20, 2025 (inception) through September 30, 2025 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on October 29, 2025. On October 31, 2025, the Company consummated the Initial Public Offering of 20,125,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), which includes the full exercise by the underwriters of their over-allotment option in the amount of 2,625,000 Units, at $10.00 per Unit, generating gross proceeds of $201,250,000. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant (each, a “Public Warrant”).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 6,275,000 warrants (the “Private Placement Warrants” and together with the Public Warrants, the “Warrants”) at a price of $1.00 per Private Placement Warrant, in a private placement to the Company’s sponsor, DynamixCore Holdings III, LLC (the “Sponsor”), and Cohen & Company Capital Markets, a division of Cohen & Company Securities, LLC and Clear Street LLC (referred to as “CCM”), the representative of the underwriters, generating gross proceeds of $6,275,000. Each Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. Of those 6,275,000 Private Placement Warrants, the Sponsor purchased 4,262,500 Private Placement Warrants and CCM purchased 2,012,500 Private Placement Warrants.

Transaction costs amounted to $12,690,485, consisting of $4,025,000 of cash underwriting fee, $8,050,000 of deferred underwriting fee, and $615,485 of other offering costs.

The Company’s Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (as defined below) (excluding the amount of deferred underwriting discounts held and taxes payable on the income earned on the Trust Account) at the time of the signing of an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or is otherwise not required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

Following the closing of the Initial Public Offering, on October 31, 2025, an amount of $201,250,000 ($10.00 per Unit) from the net proceeds of the sale of the Units and the Private Placement Warrants was placed in the trust account (the “Trust Account”), located in the United States, with Odyssey Transfer and Trust Company acting as trustee, and invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that it holds investments in the Trust Account, the Company may, at any time (based on the management team’s ongoing assessment of all factors related to the potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company for permitted withdrawals (means amounts withdrawn from interest earned on the Trust Account (and not from the principal held in the Trust Account) to fund working capital requirements, subject to an annual limit of 10% of interest earned on funds held in the Trust Account), or for taxes payable of up to $100,000 of interest to pay dissolution expenses, the proceeds from the Initial Public Offering and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of the Company’s public shares if the Company is unable to complete the initial Business Combination within 24 months from the closing of the Initial Public Offering or by such earlier liquidation date as the board of directors may approve (the “Completion Window”), subject to applicable law, or (iii) the redemption of the Company’s public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

DYNAMIX CORPORATION III
NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

1. ORGANIZATION AND BUSINESS OPERATIONS (cont.)

The Company will provide the Company’s public shareholders with the opportunity to redeem, regardless of whether they abstain, vote for, or against, the Company’s initial Business Combination, all or a portion of their public shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable) and not previously released to the Company, divided by the number of then outstanding public shares, subject to the limitations. The amount in the Trust Account is initially anticipated to be $10.00 per public share.

The ordinary shares subject to redemption were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” If the Company seeks shareholder approval of the Business Combination, a majority of the issued and outstanding shares voted must be voted in favor of the Business Combination.

The Company will have only the duration of the Completion Window to complete the initial Business Combination. However, if the Company is unable to complete its initial Business Combination within the Completion Window, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (net of permitted withdrawals and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Subsequent to the quarterly period covered by this Quarterly Report, the Sponsor, officers and directors entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their founder shares and public shares in connection with the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their founder shares and public shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the public shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if the Company fails to complete the initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the Completion Window and to liquidating distributions from assets outside the Trust Account; and (iv) vote any founder shares held by them and any public shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions) in favor of the initial Business Combination (other than public shares purchased after the Company publicly announces its intention to engage in such proposed initial Business Combination).

The Company’s Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations.

DYNAMIX CORPORATION III
NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s final prospectus in connection with its Initial Public Offering as filed with the SEC on October 30, 2025, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on November 6, 2025. The interim results for the three months ended September 30, 2025 and for the period from June 20, 2025 (inception) through September 30, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

Liquidity and Capital Resources

The Company’s liquidity needs up to September 30, 2025 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $300,000. On October 31, 2025, the Company repaid the total outstanding balance of the Promissory Note amounting to $187,085 (see Note 5). As of September 30, 2025, the Company had no cash and working capital deficit of $466,236.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but is not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay such loaned amounts at that time. Up to $1,500,000 of such Working Capital Loans may be converted into Private Placement Warrants upon consummation of the Business Combination at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2025, the Company had no borrowings under the Working Capital Loans.

Subsequent to the quarterly period covered by this report, on October 31, 2025, the Company consummated the Initial Public Offering of 20,125,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 2,625,000 Units, at $10.00 per Unit, generating gross proceeds of $201,250,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 6,275,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, in a private placement to the Sponsor and CCM, generating gross proceeds of $6,275,000. As a result of the Initial Public Offering, as of October 31, 2025, the Company had cash of $1,548,744 and working capital of $1,537,894.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements - Going Concern,” the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. The Company has the Completion Window to complete the initial Business Combination. Management has determined that the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the financial statement.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

DYNAMIX CORPORATION III
NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

2. SIGNIFICANT ACCOUNTING POLICIES (cont.)

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in U.S.GAAP used.

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash or cash equivalents as of September 30, 2025.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Deferred Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares. On October 31, 2025, offering costs allocated to the Class A ordinary shares were charged to temporary equity and offering costs allocated to the Public Warrants and Private Placement Warrants were charged to shareholders’ deficit as the Public Warrants and Private Placement Warrants, after management’s evaluation, were accounted for under equity treatment.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

DYNAMIX CORPORATION III
NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

2. SIGNIFICANT ACCOUNTING POLICIES (cont.)

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Net Loss per Class B Ordinary Share

Net loss per Class B ordinary share is computed by dividing net loss by the weighted average number of Class B ordinary shares outstanding during the period, excluding Class B ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 875,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters (see Note 5). For the three months ended September 30, 2025 and for the period from June 20, 2025 (inception) through September 30, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into Class B ordinary shares and then share in the earnings of the Company. As a result, diluted loss per Class B ordinary share is the same as basic loss per Class B ordinary share for the period presented.

Warrant Instruments

The Company accounted for the Public Warrants and Private Placement Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values. Such guidance provides that the warrants described above will not be precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity in accordance with ASC 480 and ASC 815.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriters’ over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and will be accounted for as a liability pursuant to ASC 480 if not fully exercised at the time of the Initial Public Offering. Subsequently on October 31, 2025, the Company consummated the Initial Public Offering of 20,125,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 2,625,000 Units, as such no derivative financial instrument was recorded.

Share-Based Payment Arrangements

The Company accounts for stock awards in accordance with ASC 718, “Compensation—Stock Compensation,” which requires that all equity awards be accounted for at their “fair value.” Fair value is measured on the grant date and is equal to the underlying value of the stock. Costs equal to these fair values are recognized ratably over the requisite service period based on the number of awards that are expected to vest, in the period of grant for awards that vest immediately and have no future service condition, or in the period the awards vest immediately after meeting a performance condition becomes probable (i.e., the occurrence of a Business Combination). For awards that vest over time, cumulative adjustments in later periods are recorded to the extent actual forfeitures differ from the Company’s initial estimates; previously recognized compensation cost is reversed if the service or performance conditions are not satisfied and the award is forfeited.

DYNAMIX CORPORATION III
NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

2. SIGNIFICANT ACCOUNTING POLICIES (cont.)

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

3. INITIAL PUBLIC OFFERING

In the Initial Public Offering on October 31, 2025, the Company sold 20,125,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 2,625,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share, and one-half of one redeemable Public Warrant. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. Each Public Warrant will become exercisable 30 days after the completion of the initial Business Combination and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation.

Warrants – As of September 30, 2025, there were no Public Warrants and Private Placement Warrants outstanding.

The Company will not be obligated to deliver any Class A ordinary shares pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the Class A ordinary shares underlying the warrants is then effective and a prospectus relating thereto is current, or a valid exemption from registration is available. No warrant will be exercisable and the Company will not be obligated to issue a Class A ordinary share upon exercise of a warrant unless the Class A ordinary share issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants. In the event that the conditions in the two immediately preceding sentences are not satisfied with respect to a warrant, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In no event will the Company be required to net cash settle any warrant. In the event that a registration statement is not effective for the exercised warrants, or a valid exemption from registration is not available, the purchaser of a unit containing such warrant will have paid the full purchase price for the unit solely for the Class A ordinary share underlying such unit.

Under the terms of the warrant agreement, the Company has agreed that, as soon as practicable, but in no event later than 20 business days, after the closing of its Business Combination, it will use commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement for the Initial Public Offering or a new registration statement covering the registration under the Securities Act of the Class A ordinary shares issuable upon exercise of the warrants and thereafter will use its commercially reasonable efforts to cause the same to become effective within 60 business days following the Company’s initial Business Combination and to maintain a current prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the sixtieth (60th) business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, the Company will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

If the holders exercise their Public Warrants on a cashless basis, they would pay the warrant exercise price by surrendering the warrants for that number of Class A ordinary shares equal to the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the warrants, multiplied by the excess of the “fair market value” of the Class A ordinary shares over the exercise price of the warrants by (y) the fair market value. The “fair market value” is the average reported closing price of the Class A ordinary shares for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable.

DYNAMIX CORPORATION III
NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

3. INITIAL PUBLIC OFFERING (cont.)

Redemption of Public Warrants When the Price per Class A Ordinary Share Equals or Exceeds $18.00: The Company may redeem the outstanding Public Warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption (the “30-day redemption period”); and

●	if, and only if, the closing price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30-trading day period commencing at least 30 days after completion of the initial Business Combination and ending three business days before the Company sends the notice of redemption to the Public Warrant holders.

Additionally, if the number of outstanding Class A ordinary shares is increased by a share capitalization payable in Class A ordinary shares, or by a subdivision of ordinary shares or other similar event, then, on the effective date of such share capitalization, subdivision or similar event, the number of Class A ordinary shares issuable on exercise of each warrant will be increased in proportion to such increase in the outstanding ordinary shares. A rights offering made to all or substantially all holders of ordinary shares entitling holders to purchase Class A ordinary shares at a price less than the fair market value will be deemed a share capitalization of a number of Class A ordinary shares equal to the product of (i) the number of Class A ordinary shares actually sold in such rights offering (or issuable under any other equity securities sold in such rights offering that are convertible into or exercisable for Class A ordinary shares) and (ii) the quotient of (x) the price per Class A ordinary share paid in such rights offering and (y) the fair market value. For these purposes (i) if the rights offering is for securities convertible into or exercisable for Class A ordinary shares, in determining the price payable for Class A ordinary shares, there will be taken into account any consideration received for such rights, as well as any additional amount payable upon exercise or conversion, and (ii) fair market value means the volume weighted average price of Class A ordinary shares as reported during the ten (10) trading day period ending on the trading day prior to the first date on which the Class A ordinary shares trade on the applicable exchange or in the applicable market, regular way, without the right to receive such rights.

4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor and CCM purchased an aggregate of 6,275,000 Private Placement Warrants, at a price of $1.00 per warrant, or $6,275,000 in the aggregate, in a private placement. Of those 6,275,000 Private Placement Warrants, the Sponsor purchased 4,262,500 Private Placement Warrants and CCM purchased 2,012,500 Private Placement Warrants. Each Private Placement Warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment.

The Private Placement Warrants are identical to the Public Warrants sold in the Initial Public Offering except that, so long as they are held by the Sponsor, the underwriters, or their permitted transferees, the Private Placement Warrants (i) may not (including the Class A ordinary shares issuable upon exercise of these Private Placement Warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination, (ii) will be entitled to registration rights, (iii) with respect to Private Placement Warrants held by the underwriters and/or its designees, will not be exercisable more than five years from the commencement of sales in the Initial Public Offering in accordance with Financial Industry Regulatory Authority (“FINRA”) Rule 5110(g)(8), and (iv) will not be redeemable by the Company and (v) may be exercised on a cashless basis.

DYNAMIX CORPORATION III
NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

5. RELATED PARTY TRANSACTIONS

Founder Shares

On June 24, 2025, the Company issued an aggregate of 5,750,000 founder shares to the Sponsor for an aggregate purchase price of $25,000, or approximately $0.004 per share. On September 16, 2025, the Company effected a 1 to 1.1666666087 share split of the founder shares, which resulted in a total of 6,708,333 founder shares held by the Sponsor, of which 875,000 founder shares were subject to forfeiture if the over-allotment option is not exercised in full by the underwriters. On October 31, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 875,000 founder shares are no longer subject to forfeiture.

On October 23, 2025, the Sponsor transferred an aggregate of 75,000 founder shares to the three directors of the Company (25,000 each) in exchange for their services as director through the Company’s initial Business Combination. The founder shares shall return to the Sponsor if the director is no longer serving the Company on or prior to the initial Business Combination. The transfer of founder shares to the three directors is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity classified awards is measured at fair value upon the assignment date. The total fair value of the 75,000 founder shares transferred to the three directors on October 31, 2025 was $284,250 or $3.79 per share. The Company established the initial fair value founder shares on October 31, 2025, using a calculation prepared by a third party valuation team which takes into consideration the implied share price of $9.68, probability of De-SPAC and instrument-specific market adjustment of 45.0%, and discount for lack of marketability of $0.57. The founder shares are classified as Level 3 at the measurement date due to the use of unobservable inputs, and other risk factors. The membership interests were assigned subject to a performance condition (i.e., providing services through Business Combination). Share based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of founder shares that ultimately vest times the assignment date fair value per share (unless subsequently modified) less the amount initially received for the transfer of founder shares. As of September 30, 2025, the Company determined that the initial Business Combination is not considered probable and therefore no compensation expense has been recognized.

The Company’s initial shareholders have agreed not to transfer, assign or sell any of their founder shares and any Class A ordinary shares issued upon conversion thereof until the earlier to occur of (i) one year after the completion of the initial Business Combination or (ii) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after the initial Business Combination that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of the Company’s initial shareholders with respect to any founder shares (the “Lock-up”). Notwithstanding the foregoing, if (1) the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination or (2) if the Company consummates a transaction after the initial Business Combination which results in the Company’s shareholders having the right to exchange their shares for cash, securities or other property, the founder shares will be released from the Lock-up.

Promissory Note — Related Party

The Sponsor has agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan is non-interest bearing, unsecured and due at the earlier of December 31, 2025 and the closing of the Initial Public Offering. As of September 30, 2025, the Company had outstanding borrowings of $132,085 under the Promissory Note. On October 31, 2025, the Company repaid the total outstanding balance of the Promissory Note amounting to $187,075. Borrowings under the Note are no longer available (see Note 9).

Administrative Services Agreement

The Company entered into an agreement with Volta Tread LLC, an affiliate of the Sponsor, commencing on October 29, 2025 through the earlier of the Company’s consummation of initial Business Combination and its liquidation, to pay Volta Tread LLC an aggregate of $40,000 per month for utilities and secretarial and administrative support services. As of September 30, 2025, no amounts were incurred under this agreement.

Advisory Services Agreement

On October 29, 2025, the Company entered into an advisory services agreement (the “advisory services agreement”) with Volta Tread LLC (the “service provider”), pursuant to which the service provider agreed to provide management, consulting and other advisory services to the Company in connection with a Business Combination. In consideration for these services, the Company agreed to pay the service provider an annual fee, payable on a monthly basis, until the consummation of a Business Combination. The Company also agreed to reimburse the service provider and its affiliates for certain costs and expenses incurred in favor of third parties. The annual fee, together with any reimbursement, shall not exceed the amount of permitted withdrawals. As of September 30, 2025, no amounts were incurred under this agreement.

DYNAMIX CORPORATION III
NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

5. RELATED PARTY TRANSACTIONS (cont.)

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of September 30, 2025, no such Working Capital Loans were outstanding.

6. COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the (i) founder shares, which were issued in a private placement prior to the closing of the Initial Public Offering, (ii) Private Placement Warrants which will be issued in a private placement simultaneously with the closing of the Initial Public Offering and the Class A ordinary shares underlying such Private Placement Warrants and (iii) Private Placement Warrants that may be issued upon conversion of working capital loans will have registration rights to require the Company to register a sale of any of its securities held and any other securities of the Company acquired by them prior to the consummation of the initial Business Combination pursuant to a registration rights agreement signed on October 29, 2025. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain piggyback registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Risks and Uncertainties

The Company’s ability to complete an initial Business Combination may be adversely affected by various factors, many of which are beyond the Company’s control. The Company’s ability to consummate an initial Business Combination could be impacted by, among other things, changes in laws or regulations, downturns in the financial markets or in economic conditions, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. The Company cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact the Company’s ability to complete an initial Business Combination.

Underwriting Agreement

The underwriters had a 45-day option from the date of the Initial Public Offering to purchase up to an additional 2,625,000 units1 to cover over-allotments, if any. On October 31, 2025, the underwriters elected to fully exercise their over-allotment option to purchase an additional 2,625,000 Units at a price of $10.00 per Unit.

The underwriters were entitled to an underwriting discount of $0.20 per unit, or $4,025,000 in the aggregate, which was paid upon the closing of the Initial Public Offering. In addition, $0.40 per unit sold in the Initial Public Offering, or $8,050,000 in the aggregate, will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely on amounts remaining in the Trust Account following all properly submitted shareholder redemption in connection with the consummation of the initial Business Combination.

[1]	Please use “Units” globally.

DYNAMIX CORPORATION III
NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

7. SHAREHOLDER’S DEFICIT

Preference Shares — The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of September 30, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. As of September 30, 2025, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. As of September 30, 2025, there were 6,708,333 Class B ordinary shares issued and outstanding. Up to 875,000 Class B ordinary shares were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters.

The founder shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of the initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment. In the case that additional Class A ordinary shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to or in connection with the closing of the initial Business Combination, the ratio at which Class B ordinary shares convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 25% of the sum of (i) the total number of all Class A ordinary shares outstanding upon the completion of the Initial Public Offering (including any Class A ordinary shares issued pursuant to the underwriters’ over-allotment option and excluding the Class A ordinary shares underlying the Private Placement Warrants issued to the Sponsor and the underwriters), plus (ii) all Class A ordinary shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent warrants issued to the Sponsor or any of its affiliates or to officers and directors upon conversion of working capital loans) minus (iii) any redemptions of Class A ordinary shares by public shareholders in connection with an initial Business Combination; provided that such conversion of founder shares will never occur on a less than one-for-one basis.

Holders of record of the Company’s Class A ordinary shares and Class B ordinary shares are entitled to one vote for each share held on all matters to be voted on by shareholders. Unless specified in the amended and restated memorandum and articles of association or as required by the Companies Act or stock exchange rules, an ordinary resolution under Cayman Islands law and the Company’s amended and restated memorandum and articles of association, which requires the affirmative vote of at least a simple majority of the votes cast by such shareholders, voting together as a single class, as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company is generally required to approve any matter voted on by the shareholders. Approval of certain actions requires a special resolution under Cayman Islands law, which (except as specified below) requires the affirmative vote of at least two-thirds of the votes cast by such shareholders, voting together as a single class, as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company, and pursuant to the amended and restated memorandum and articles of association, such actions include amending the amended and restated memorandum and articles of association and approving a statutory merger or consolidation with another company.

DYNAMIX CORPORATION III
NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

7. SHAREHOLDER’S DEFICIT (cont.)

There is no cumulative voting with respect to the appointment of directors, meaning, following the initial Business Combination, the holders of more than 50% of ordinary shares voted for the appointment of directors can elect all of the directors. Prior to the consummation of the initial Business Combination, only holders of the Class B ordinary shares will (i) have the right to vote on the appointment and removal of directors and (ii) be entitled to vote on continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents or to adopt new constitutional documents, in each case, as a result of approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Holders of the Class A ordinary shares will not be entitled to vote on these matters during such time. These provisions of the amended and restated memorandum and articles of association may only be amended if approved by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of the initial Business Combination, two-thirds) of the votes cast by such shareholders, voting together as a single class, as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company, and includes a unanimous written resolution.

8. SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statement of operations as net income or loss. The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODMs review several key metrics, which include the following:

September 30, 2025
Deferred offering costs	$426,665

	For the Three Months Ended September 30, 2025	For the Period from June 20, 2025 (Inception) Through September 30, 2025
General and administrative expenses	$47,771	$64,571

General and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Completion Window. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Formation and general and administrative costs, as reported on the statement of operations, are the significant segment expenses provided to the CODM on a regular basis.

The CODM reviews the position of total assets available with the Company to assess if the Company has sufficient resources available to discharge its liabilities. The CODM is provided with details of cash and liquid resources available with the Company. Additionally, the CODM regularly reviews the status of deferred costs incurred to assess if these are in line with the planned use of proceeds raised from the Initial Public Offering.

DYNAMIX CORPORATION III
NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On October 23, 2025, the Sponsor transferred an aggregate of 75,000 founder shares to the three directors of the Company (25,000 each) in exchange for their services as director through the Company’s initial Business Combination. The founder shares shall return to the Sponsor if the director is no longer serving the Company on or prior to the initial Business Combination. The transfer of founder shares to the three directors is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity classified awards is measured at fair value upon the assignment date. The total fair value of the 75,000 founder shares transferred to the three directors on October 31, 2025 was $284,250 or $3.79 per share. The Company established the initial fair value founder shares on October 31, 2025, using a calculation prepared by a third party valuation team which takes into consideration the implied share price of $9.68, probability of De-SPAC and instrument-specific market adjustment of 45.0%, and discount for lack of marketability of $0.57. The founder shares are classified as Level 3 at the measurement date due to the use of unobservable inputs, and other risk factors. The membership interests were assigned subject to a performance condition (i.e., providing services through Business Combination). Share based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of founder shares that ultimately vest times the assignment date fair value per share (unless subsequently modified) less the amount initially received for the transfer of founder shares.

The Company entered into an agreement with Volta Tread LLC, an affiliate of the Sponsor, commencing on October 29, 2025 through the earlier of the Company’s consummation of initial Business Combination and its liquidation, to pay Volta Tread LLC an aggregate of $40,000 per month for utilities and secretarial and administrative support services.

On October 29, 2025, the Company entered into an advisory services agreement (the “advisory services agreement”) with Volta Tread LLC (the “service provider”), pursuant to which the service provider agreed to provide management, consulting and other advisory services to the Company in connection with a Business Combination. In consideration for these services, the Company agreed to pay the service provider an annual fee, payable on a monthly basis, until the consummation of a Business Combination. The Company also agreed to reimburse the service provider and its affiliates for certain costs and expenses incurred in favor of third parties. The annual fee, together with any reimbursement, shall not exceed the amount of permitted withdrawals.

On October 31, 2025, the Company consummated the Initial Public Offering of 20,125,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 2,625,000 Units, at $10.00 per Unit, generating gross proceeds of $201,250,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 6,275,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, in a private placement to the Sponsor and CCM, generating gross proceeds of $6,275,000. Of those 6,275,000 Private Placement Warrants, the Sponsor purchased 4,262,500 Private Placement Warrants and CCM purchased 2,012,500 Private Placement Warrants.

On October 31, 2025, in connection with the closing of the Initial Public Offering, the underwriters were entitled to an underwriting discount of $0.20 per unit, or $4,025,000 in the aggregate, which was paid upon the closing of the Initial Public Offering. In addition, $0.40 per unit sold in the Initial Public Offering, or $8,050,000 in the aggregate, will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely on amounts remaining in the Trust Account following all properly submitted shareholder redemption in connection with the consummation of the initial Business Combination.

On October 31, 2025, the Company repaid the total outstanding balance of the Promissory Note amounting to $187,075. Borrowings under the Note are no longer available.

On November 14, 2025, the Company’s Class A ordinary shares and warrants began separately trading from the Units. Those Units not separated traded on the Nasdaq Global Market under the symbol “DNMXU,” and each of the Class A ordinary shares and warrants that are separated will trade on the Nasdaq Global Market under symbols “DNMX” and “DNMXW,” respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Dynamix Corporation III. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to DynamixCore Holdings III, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used in this Quarterly Report, words such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. No assurance can be given that results in any forward-looking statement will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially. The cautionary statements made in this Quarterly Report should be read as being applicable to all forward-looking statements whenever they appear in this Quarterly Report. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to, those detailed in our filings with the Securities and Exchange Commission. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph. We maintain a corporate website at https://dynamix3.dynamix-corp.com/. The information that may be contained on or accessible through our corporate website or any other website that we may maintain is not incorporated by reference in, or otherwise a part of, this report. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise2.

Overview

We are a blank check company incorporated in the Cayman Islands on June 20, 2025, formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar Business Combination with one or more businesses. We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the private placement units, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

[2]	Conformed to Dynamix I language.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from June 20, 2025 (inception) through September 30, 2025 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. Subsequent to the Initial Public Offering, we generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2025 and for the period from June 20, 2025 (inception) through September 30, 2025, we had a net loss of $47,771 and $64,571, respectively, which consisted of general and administrative costs.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of shares of Class B ordinary shares, par value $0.0001 per share (the “founder shares”), by the Sponsor, and loans from the Sponsor, which were repaid at the closing of the Initial Public Offering. As of September 30, 2025, we had no cash and working capital deficit of $466,236.

Subsequent to the period covered by this Quarterly Report, on October 31, 2025, the Company consummated the Initial Public Offering of 20,125,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 2,625,000 Units, at $10.00 per Unit, generating gross proceeds of $201,250,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 6,275,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, in a private placement to the Sponsor and CCM, generating gross proceeds of $6,275,000. Of those 6,275,000 Private Placement Warrants, the Sponsor purchased 4,262,500 Private Placement Warrants and CCM purchased 2,012,500 Private Placement Warrants.

Following the closing of the Initial Public Offering and the private placement, a total of $201,250,000 was placed in the trust account. The proceeds held in the trust account will be invested or held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that it holds investments in the Trust Account, the Company may, at any time (based on the management team’s ongoing assessment of all factors related to the potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. We incurred $12,690,485, consisting of $4,025,000 of cash underwriting fee, $8,050,000 of deferred underwriting fee, and $615,485 of other offering costs.

The remaining proceeds from the Initial Public Offering and the private placement are held outside the trust account, in the cash operating account amounting to $1,548,744 as of October 31, 2025. Such funds are being used primarily to enable us to identify a target and to negotiate and consummate our initial Business Combination.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (which interest shall be net of any permitted withdrawals and excluding deferred underwriting commissions), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such working capital loans may be convertible into Private Placement Warrants of the post-Business Combination entity at a price of $1.00 per warrant. The Private Placement Warrants issued upon conversion of any such loans would be identical to the Private Placement Warrants sold in a private placement concurrently with the Initial Public Offering.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2025.

Contractual Obligations

Administrative Services Agreement

The Company entered into an agreement with Volta Tread LLC, an affiliate of the Sponsor, commencing on October 29, 2025 through the earlier of the Company’s consummation of initial Business Combination and its liquidation, to pay Volta Tread LLC an aggregate of $40,000 per month for utilities and secretarial and administrative support services.

Advisory Services Agreement

On October 29, 2025, the Company entered into an advisory services agreement (the “advisory services agreement”) with Volta Tread LLC (the “service provider”), pursuant to which the service provider agreed to provide management, consulting and other advisory services to the Company in connection with a Business Combination. In consideration for these services, the Company agreed to pay the service provider an annual fee, payable on a monthly basis, until the consummation of a Business Combination. The Company also agreed to reimburse the service provider and its affiliates for certain costs and expenses incurred in favor of third parties. The annual fee, together with any reimbursement, shall not exceed the amount of permitted withdrawals.

Underwriting Agreement

The underwriters were entitled to a fee of $0.40 per unit sold in the Initial Public Offering, or $8,050,000 in the aggregate, which will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely on amounts remaining in the Trust Account following all properly submitted shareholder redemption in connection with the consummation of the initial Business Combination.

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of September 30, 2025, we did not have any critical accounting estimates to be disclosed.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2025.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2025 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our final prospectus for our Initial Public Offering filed with the SEC. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On October 23, 2025, our Sponsor purchased an aggregate of 5,750,000 founder shares in exchange for a capital contribution of $25,000, or approximately $0.004 per share. On September 16, 2025, we effected a 1 to 1.1666666087 share split of the founder shares, which resulted in a total of 6,708,333 founder shares held by the Sponsor, of which 875,000 founder shares were subject to forfeiture if the over-allotment option is not exercised in full by the underwriters. On October 31, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 875,000 founder shares are no longer subject to forfeiture.

On October 31, 2025, we consummated our Initial Public Offering. Cohen & Company Capital Markets, a division of Cohen & Company Securities, LLC and Clear Street LLC acted as the representative of the underwriters. The securities sold in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-289517). The SEC declared the registration statement effective on October 29, 2025.

Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 6,275,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, in a private placement to the Sponsor and CCM, generating gross proceeds of $6,275,000. The Private Placement Warrants are identical to the Public Warrants sold in the Initial Public Offering except that, so long as they are held by the Sponsor, the underwriters, or their permitted transferees, the Private Placement Warrants (i) may not (including the Class A ordinary shares issuable upon exercise of these Private Placement Warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination, (ii) will be entitled to registration rights, (iii) with respect to Private Placement Warrants held by the underwriters and/or its designees, will not be exercisable more than five years from the commencement of sales in the Initial Public Offering in accordance with Financial Industry Regulatory Authority (“FINRA”) Rule 5110(g)(8), and (iv) will not be redeemable by the Company and (v) may be exercised on a cashless basis.

The foregoing issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds

Following the closing of our Initial Public Offering on October 31, 2025, a total of $201,250,000 (which amount includes $8,050,000 of the deferred underwriting commission) was placed in a U.S.-based trust account.

Transaction costs amounted to $12,690,485, consisting of $4,025,000 of cash underwriting fee, $8,050,000 of deferred underwriting fee, and $615,485 of other offering costs.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Second Amended and Restated Memorandum and Articles of Association of the Company (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on October 31, 2025)
4.1	Warrant Agreement, dated October 29, 2025, by and between the Company and Odyssey Transfer and Trust Company, as warrant agent (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on October 31, 2025)
10.1	Letter Agreement, dated October 29, 2025, by and among the Company, DynamixCore Holdings III, LLC and each of the officers and directors of the Company (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on October 31, 2025)
10.2	Investment Management Trust Agreement, dated October 29, 2025, by and between the Company and Odyssey Transfer and Trust Company, as trustee (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on October 31, 2025)
10.3	Registration Rights Agreement, dated October 29, 2025, by and among the Company and certain security holders (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on October 31, 2025)
10.4	Private Placement Warrants Purchase Agreement, dated October 29, 2025, by and between the Company and DynamixCore Holdings III, LLC (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on October 31, 2025)
10.5	Private Placement Warrants Purchase Agreement, dated October 29, 2025, by and among the Company and Cohen & Company Capital Markets, a division of Cohen & Company Securities, LLC and Clear Street LLC (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on October 31, 2025)
10.6	Form of Indemnity Agreement (incorporated by reference to the registrant’s Registration Statement on Form S-1, filed with the SEC on September 22, 2025)
10.7	Administrative Services Agreement, dated October 29, 2025, by and between the Company and Volta Tread LLC (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on October 31, 2025)
10.8	Advisory Services Agreement, dated October 29, 2025, by and between the Company and Volta Tread LLC (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on October 31, 2025)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 9th day of December 2025.

DYNAMIX CORPORATION III

By:	/s/ Andrea Bernatova
Name:	Andrea Bernatova
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Nader Daylami
Name:	Nader Daylami
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)