Form 10-Q
period 2026-03-31
Dynamix Corp III
filed 2026-05-13
CIK 2081125

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2026

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

As of May 8, 2026, there were 20,125,000 Class A Ordinary Shares, $0.0001 par value and 6,708,333 Class B Ordinary Shares, $0.0001 par value, issued and outstanding.

DYNAMIX CORPORATION III

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

DYNAMIX CORPORATION III

CONDENSED BALANCE SHEETS

	March 31, 2026 (Unaudited)	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$1,011,147	$1,332,627
Prepaid expenses	142,914	103,321
Total current assets	1,154,061	1,435,948
Investments held in Trust Account	204,072,640	202,473,195
Long-term prepaid insurance	25,000	35,465
Total Assets	$205,251,701	$203,944,608

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$207,749	$135,246
Accrued offering costs	75,000	75,000
Due to related party	70,000	40,000
Total current liabilities	352,749	250,246
Deferred underwriting fee	8,050,000	8,050,000
Total Liabilities	8,402,749	8,300,246

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, 20,125,000 shares at redemption value of $10.14 and $10.06 per share as of March 31, 2026 and December 31, 2025, respectively	204,072,640	202,473,195

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding (excluding 20,125,000 Class A ordinary shares subject to possible redemption) as of March 31, 2026 and December 31, 2025	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,708,333 shares issued and outstanding as of March 31, 2026 and December 31, 2025	671	671
Additional paid-in capital	—	—
Accumulated deficit	(7,224,359)	(6,829,504)
Total Shareholders’ Deficit	(7,223,688)	(6,828,833)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$205,251,701	$203,944,608

The accompanying notes are an integral part of these unaudited condensed financial statements.

DYNAMIX CORPORATION III

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

General and administrative costs	$585,459
Loss from operations	(585,459)

Other income:
Interest earned on cash account	10,623
Dividends earned on investments held in Trust Account	1,779,426
Total Other Income	1,790,049

Net income	$1,204,590

Weighted average redeemable Class A ordinary shares outstanding – basic and diluted	20,125,000
Basic and diluted net income per redeemable Class A ordinary share	$0.04
Weighted average non-redeemable Class B ordinary shares outstanding – basic and diluted	6,708,333
Basic and diluted net income per non-redeemable Class B ordinary share	$0.04

The accompanying notes are an integral part of these unaudited condensed financial statements.

DYNAMIX CORPORATION III

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Share Subscription Receivable from	Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shareholder	Capital	Deficit	Deficit
Balance — December 31, 2025	—	$—	6,708,333	$671	$—	$—	$(6,829,504)	$(6,828,833)
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	—	—	(1,599,445)	(1,599,445)
Net income	—	—	—	—	—	—	1,204,590	1,204,590

Balance – March 31, 2026 (unaudited)	—	$—	6,708,333	$671	$—	$—	$(7,224,359)	$(7,223,688)

The accompanying notes are an integral part of these unaudited condensed financial statements.

DYNAMIX CORPORATION III

CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$1,204,590
Adjustments to reconcile net income to net cash used in operating activities:
Dividends earned on investments held in Trust Account	(1,779,426)
Changes in operating assets and liabilities:
Prepaid expenses	(29,128)
Due to Sponsor	30,000
Accounts payable and accrued liabilities	72,503
Net cash used in operating activities	(501,461)

Cash Flows from Financing Activities:
Cash withdrawn from Trust Account for working capital	179,981
Net cash provided by financing activities	179,981

Net Change in Cash	(321,480)
Cash and cash equivalents – Beginning of period	1,332,627
Cash and cash equivalents – End of period	$1,011,147

The accompanying notes are an integral part of these unaudited condensed financial statements.

DYNAMIX CORPORATION III
NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

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

As of March 31, 2026, the Company had not commenced any operations. All activity for the period from June 20, 2025 (inception) through March 31, 2026 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

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

DYNAMIX CORPORATION III
NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

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

DYNAMIX CORPORATION III
NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2025, as filed with the SEC on March 20, 2026. The interim results for the three months ended March 31, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

DYNAMIX CORPORATION III
NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Liquidity and Capital Resources

The Company’s liquidity needs up to March 31, 2026 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $300,000. On October 31, 2025, the Company repaid the total outstanding balance of the Promissory Note amounting to $187,075 (see Note 5). As of March 31, 2026, the Company had cash of $1,011,147 and working capital surplus of $801,312.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay such loaned amounts at that time. Up to $1,500,000 of such Working Capital Loans may be converted into Private Placement Warrants upon consummation of the Business Combination at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2026, the Company had no borrowings under the Working Capital Loans.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in U.S. GAAP used.

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

DYNAMIX CORPORATION III
NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash equivalents of $1,011,147 and $1,332,627 as of March 31, 2026 and December 31, 2025, respectively.

Investments Held in Trust Account

At March 31, 2026 and December 31, 2025, substantially all of the assets held in the Trust Account were held in mutual funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the unaudited condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in dividends earned on investments held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in Trust Account are determined using available market information. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets. As of March 31, 2026 and December 31, 2025, the Company reported $204,072,640 and $202,473,195, respectively, in investments held in the Trust Account.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying unaudited condensed balance sheet, primarily due to their short-term nature.

DYNAMIX CORPORATION III
NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The Company has two classes of ordinary shares, which are referred to as redeemable Class A ordinary shares and non-redeemable Class B ordinary shares. Income and losses are shared pro rata to the shares. Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. Accretion associated with the redeemable ordinary shares is excluded from income per ordinary share as the redemption value approximates fair value.

The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, (ii) the exercise of the over-allotment option and (iii) Private Warrants, since the average stock price of the Company’s ordinary shares for the three months ended March 31, 2026 was less than the exercise price and therefore, the inclusion of such warrants under the treasury stock method would be anti-dilutive and the exercise is contingent upon the occurrence of future events. The warrants are exercisable to purchase 16,337,500 shares of ordinary shares in the aggregate. As of March 31, 2026, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the period presented.

DYNAMIX CORPORATION III
NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

The following table reflects the calculation of basic and diluted net income per ordinary share:

	For the Three Months Ended March 31, 2026
	Redeemable Class A	Non-redeemable Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$903,443	$301,147
Denominator:
Basic and diluted weighted average ordinary shares outstanding	20,125,000	6,708,333
Basic and diluted net income per ordinary share	$0.04	$0.04

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of March 31, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed balance sheet. As of March 31, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the unaudited condensed balance sheet are reconciled in the following table:

	Shares	Amount
Gross proceeds	20,125,000	$201,250,000
Less:
Proceeds allocated to Public Warrants		(6,440,000)
Public Shares issuance costs		(12,266,374)
Plus:
Accretion of Class A ordinary shares to redemption amount		19,929,569
Class A ordinary shares subject to possible redemption, December 31, 2025	20,125,000	$202,473,195
Plus:
Accretion of Class A ordinary shares to redemption amount		1,599,445
Class A ordinary shares subject to possible redemption, March 31, 2026	20,125,000	$204,072,640

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the unaudited condensed balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriters’ over-allotment option was deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and was accounted for as a liability pursuant to ASC 480 if not fully exercised at the time of the Initial Public Offering. Subsequently on October 31, 2025, the Company consummated the Initial Public Offering of 20,125,000 Units, which included the full exercise by the underwriters of their over-allotment option in the amount of 2,625,000 Units, as such no derivative financial instrument was recorded.

DYNAMIX CORPORATION III
NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

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

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

Warrants – As of March 31, 2026 and December 31, 2025, there were 16,337,500 Warrants outstanding, including 10,062,500 Public Warrants and 6,275,000 Private Placement Warrants.

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
NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

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

MARCH 31, 2026

(UNAUDITED)

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

On October 23, 2025, the Sponsor transferred an aggregate of 75,000 founder shares to the three directors of the Company (25,000 each) in exchange for their services as director through the Company’s initial Business Combination. The founder shares shall return to the Sponsor if the director is no longer serving the Company on or prior to the initial Business Combination. The transfer of founder shares to the three directors is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity classified awards is measured at fair value upon the assignment date. The total fair value of the 75,000 founder shares transferred to the three directors on October 31, 2025 was $284,250 or $3.79 per share. The Company established the initial fair value founder shares on October 31, 2025, using a calculation prepared by a third party valuation team which takes into consideration the implied share price of $9.68, probability of de-SPAC and instrument-specific market adjustment of 45.0%, and discount for lack of marketability of $0.57. The founder shares are classified as Level 3 at the measurement date due to the use of unobservable inputs, and other risk factors. The membership interests were assigned subject to a performance condition (i.e., providing services through Business Combination). Share based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of founder shares that ultimately vest times the assignment date fair value per share (unless subsequently modified) less the amount initially received for the transfer of founder shares. As of March 31, 2026, the Company determined that the initial Business Combination is not considered probable and therefore no compensation expense has been recognized.

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

Administrative Services Agreement

The Company entered into an agreement with Volta Tread LLC, an affiliate of the Sponsor, commencing on October 29, 2025 through the earlier of the Company’s consummation of its initial Business Combination and its liquidation, to pay Volta Tread LLC an aggregate of $40,000 per month for utilities and secretarial and administrative support services. For the three months ended March 31, 2026, the Company incurred $120,000 for these services, of which $70,000 and $40,000 is reported as due to related party on the accompanying unaudited condensed balance sheet at March 31, 2026 and December 31, 2025, respectively.

DYNAMIX CORPORATION III
NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Advisory Services Agreement

On October 29, 2025, the Company entered into an advisory services agreement (the “advisory services agreement”) with Volta Tread LLC (the “service provider”), pursuant to which the service provider agreed to provide management, consulting and other advisory services to the Company in connection with a Business Combination. In consideration for these services, the Company agreed to pay the service provider an annual fee, payable on a monthly basis, until the consummation of a Business Combination. The Company also agreed to reimburse the service provider and its affiliates for certain costs and expenses incurred in favor of third parties. Such annual fee, together with any reimbursement, shall not exceed 10% of the interest earned on funds held in the Trust Account. The annual fee, together with any reimbursement, shall not exceed the amount of permitted withdrawals. For the three months ended March 31, 2026, the Company withdrew from the Trust Account and paid $179,981 to the service provider for such services.

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of March 31, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

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

DYNAMIX CORPORATION III
NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

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

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. As of March 31, 2026 and December 31, 2025, there were no Class A ordinary shares issued or outstanding, excluding 20,125,000 shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. As of March 31, 2026 and December 31, 2025, there were 6,708,333 Class B ordinary shares issued and outstanding.

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

MARCH 31, 2026

(UNAUDITED)

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

The following table presents information about the Company’s assets that are measured at fair value as of March 31, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	March 31, 2026	December 31, 2025
Assets:
Investments held in Trust Account	1	$204,072,640	$202,473,195

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

DYNAMIX CORPORATION III
NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

NOTE 9 — SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting”, establishes standards for companies to report, in their unaudited condensed financial statements, information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statement of operations as net income or loss. The measure of segment assets is reported on the unaudited condensed balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

	March 31, 2026	December 31, 2025
Cash	$1,011,147	$1,332,627
Investments held in Trust Account	$204,072,640	$202,473,195

For the Three Months Ended March 31, 2026
General and administrative expenses	$585,459
Dividends earned on investments held in Trust Account	$1,779,426

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used in this Quarterly Report, words such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. No assurance can be given that results in any forward-looking statement will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially. The cautionary statements made in this Quarterly Report should be read as being applicable to all forward-looking statements whenever they appear in this Quarterly Report. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to, those detailed in our filings with the Securities and Exchange Commission. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph. We maintain a corporate website at https://dynamix3.dynamix-corp.com/. The information that may be contained on or accessible through our corporate website or any other website that we may maintain is not incorporated by reference in, or otherwise a part of, this report. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Simultaneously with the closing of the initial public offering, the Company consummated the sale of 6,275,000 warrants (the “Private Placement Warrants” and together with the Public Warrants, the “Warrants”) at a price of $1.00 per Private Placement Warrant, in a private placement to the Company’s sponsor, Dynamix Core Holdings III, LLC (the “Sponsor”), and Cohen & Company Capital Markets, a division of Cohen & Company Securities, LLC and Clear Street LLC (referred to as “CCM”), the representative of the underwriters, generating gross proceeds of $6,275,000. Each Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. Of those 6,275,000 Private Placement Warrants, the Sponsor purchased 4,262,500 Private Placement Warrants and CCM purchased 2,012,500 Private Placement Warrants.

On November 19, 2025, the Company’s Public Shares and Public Warrants began separately trading from the Units. Those Units not separated traded on the Nasdaq Global Market under the symbol “DNMXU,” and each of the Public Shares and Public Warrants that are separated will trade on the Nasdaq Global Market under symbols “DNMX” and “DNMXW,” respectively.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from June 20, 2025 (inception) through March 31, 2026 were organizational activities, those necessary to prepare for the initial public offering and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of dividends earned on investments held in our trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2026, we had a net income of $1,204,590, which consisted of dividends earned on investments held in trust account of $1,779,426, and interest earned on cash account of $10,623, offset by general and administrative costs of $585,459.

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

For the three months ended March 31, 2026, cash used in operating activities was $501,461. Net income of $1,204,590 was affected by dividends earned on investments held in trust account of $1,779,426 and changes in operating assets and liabilities of $73,375.

At March 31, 2026, we had investments held in trust account of $204,072,640. We may withdraw earnings from the trust account to pay taxes, if any and up to 10% of earnings from the trust account to pay for the advisory service agreement fees. We intend to use substantially all of the funds held in the trust account, including any amounts representing earnings on the trust account, which shall be net of taxes payable and excluding deferred underwriting commissions, to complete our business combination. We may withdraw interest from the trust account to pay taxes, if any and up to 10% of earnings withdrawn to pay for the advisory service agreement fee. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At March 31, 2026, we had cash of $1,011,147 held outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026.

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

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of March 31, 2026, we did not have any critical accounting estimates to be disclosed.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of March 31, 2026.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2026 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our Annual Report on Form 10-K filed with the SEC. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On June 24, 2025, our Sponsor purchased an aggregate of 5,750,000 founder shares in exchange for a capital contribution of $25,000, or approximately $0.004 per share. On September 16, 2025, we effected a 1 to 1.1666666087 share split of the founder shares, which resulted in a total of 6,708,333 founder shares held by the Sponsor, of which 875,000 founder shares were subject to forfeiture if the over-allotment option is not exercised in full by the underwriters. On October 31, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 875,000 founder shares are no longer subject to forfeiture.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Second Amended and Restated Memorandum and Articles of Association of the Company (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on October 31, 2025)
4.1	Warrant Agreement, dated October 29, 2025, by and between the Company and Odyssey Transfer and Trust Company, as warrant agent (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on October 31, 2025)
10.1	Letter Agreement, dated October 29, 2025, by and among the Company, DynamixCore Holdings III, LLC and each of the officers and directors of the Company (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on October 31, 2025)
10.2	Investment Management Trust Agreement, dated October 29, 2025, by and between the Company and Odyssey Transfer and Trust Company, as trustee (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on October 31, 2025)
10.3	Registration Rights Agreement, dated October 29, 2025, by and among the Company and certain security holders (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on October 31, 2025)
10.4	Private Placement Warrants Purchase Agreement, dated October 29, 2025, by and between the Company and DynamixCore Holdings III, LLC (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on October 31, 2025)
10.5	Private Placement Warrants Purchase Agreement, dated October 29, 2025, by and among the Company and Cohen & Company Capital Markets, a division of Cohen & Company Securities, LLC and Clear Street LLC (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on October 31, 2025)
10.6	Form of Indemnity Agreement (incorporated by reference to the registrant’s Registration Statement on Form S-1, filed with the SEC on September 22, 2025)
10.7	Administrative Services Agreement, dated October 29, 2025, by and between the Company and Volta Tread LLC (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on October 31, 2025)
10.8	Advisory Services Agreement, dated October 29, 2025, by and between the Company and Volta Tread LLC (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on October 31, 2025)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 13th day of May 2026.

DYNAMIX CORPORATION III

By:	/s/ Andrea Bernatova
Name:	Andrea Bernatova
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Nader Daylami
Name:	Nader Daylami
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)