Form 10-Q
period 2026-06-30
Dynamix Corp III
filed 2026-08-13
CIK 2081125

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2026

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

As of August 13, 2026, there were 20,125,000 Class A Ordinary Shares, $0.0001 par value and 6,708,333 Class B Ordinary Shares, $0.0001 par value, issued and outstanding.

DYNAMIX CORPORATION III

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

TABLE OF CONTENTS

Page
Part I. Financial Information	1
Item 1. Interim Financial Statements	1
Condensed Balance Sheets as of June 30, 2026 (Unaudited) and December 31, 2025	1
Condensed Statements of Operations for the Three and Six Months Ended June 30, 2026 and for the Period from June 20, 2025 (Inception) through June 30, 2025 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Deficit for the Three and Six Months Ended June 30, 2026 and for the Period from June 20, 2025 (Inception) through June 30, 2025 (Unaudited)	3
Condensed Statements of Cash Flows for the Six Months Ended June 30, 2026 and for the Period from June 20, 2025 (Inception) through June 30, 2025 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures About Market Risk	22
Item 4. Controls and Procedures	22
Part II. Other Information	23
Item 1. Legal Proceedings	23
Item 1A. Risk Factors	23
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3. Defaults Upon Senior Securities	24
Item 4. Mine Safety Disclosures	24
Item 5. Other Information	24
Item 6. Exhibits	24
Signatures	25

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

DYNAMIX CORPORATION III

CONDENSED BALANCE SHEETS

	June 30, 2026 (Unaudited)	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$812,135	$1,332,627
Due from related party	29,834	—
Prepaid expenses	116,154	103,321
Total current assets	958,123	1,435,948
Investments held in Trust Account	205,691,208	202,473,195
Long-term prepaid insurance	14,419	35,465
Total Assets	$206,663,750	$203,944,608

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$476,536	$135,246
Accrued offering costs	75,000	75,000
Due to related party	130,000	40,000
Total current liabilities	681,536	250,246
Deferred underwriting fee	8,050,000	8,050,000
Total Liabilities	8,731,536	8,300,246

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, 20,125,000 shares at redemption value of $10.22 and $10.06 per share as of June 30, 2026 and December 31, 2025, respectively	205,691,208	202,473,195

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding (excluding 20,125,000 Class A ordinary shares subject to possible redemption) as of June 30, 2026 and December 31, 2025	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,708,333 shares issued and outstanding as of June 30, 2026 and December 31, 2025 (1)	671	671
Additional paid-in capital	—	—
Accumulated deficit	(7,759,665)	(6,829,504)
Total Shareholders’ Deficit	(7,758,994)	(6,828,833)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$206,663,750	$203,944,608

(1)	On September 16, 2025, the Company effected a 1 to 1.1666666087 share split of the founder shares, which resulted in a total of 6,708,333 founder shares held by the Sponsor. All share and per share data has been retroactively presented.

The accompanying notes are an integral part of these unaudited condensed financial statements.

DYNAMIX CORPORATION III

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026	For the Period from June 20, 2025 (Inception) through June 30, 2025
General and administrative expenses	$719,233	$1,304,692	$16,800
Loss from operations	(719,233)	(1,304,692)	(16,800)

OTHER INCOME
Interest earned on cash account	8,103	18,726	–
Dividends earned on investments held in Trust Account	1,794,392	3,573,818	–
Total other income	1,802,495	3,592,544	–
Net income (loss)	$1,083,262	$2,287,852	$(16,800)

Weighted average redeemable Class A ordinary shares outstanding – basic and diluted	20,125,000	20,125,000	—
Basic and diluted net income per Class A ordinary share	$0.04	$0.09	$—
Weighted average non-redeemable Class B ordinary shares outstanding – basic and diluted(1)	6,708,333	6,708,333	5,833,333
Basic and diluted net income (loss) per non-redeemable Class B ordinary share	$0.04	$0.09	$(0.00)

(1)	On September 16, 2025, the Company effected a 1 to 1.1666666087 share split of the founder shares, which resulted in a total of 6,708,333 founder shares held by the Sponsor. All share and per share data has been retroactively presented.

The accompanying notes are an integral part of these unaudited condensed financial statements.

DYNAMIX CORPORATION III

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Share Subscription Receivable from	Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shareholder	Capital	Deficit	Deficit
Balance — December 31, 2025	—	$—	6,708,333	$671	$—	$—	$(6,829,504)	$(6,828,833)
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	—	—	(1,599,445)	(1,599,445)
Net income	—	—	—	—	—	—	1,204,590	1,204,590
Balance – March 31, 2026 (unaudited)	—	—	6,708,333	671	—	—	(7,224,359)	(7,223,688)
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	—	—	(1,618,568)	(1,618,568)
Net income	—	—	—	—	—	—	1,083,262	1,083,262

Balance – June 30, 2026 (unaudited)	—	$—	6,708,333	$671	$—	$—	$(7,759,665)	$(7,758,994)

FOR THE PERIOD FROM JUNE 20, 2025 (INCEPTION) THROUGH JUNE 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Share Subscription Receivable from	Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shareholder	Capital	Deficit	Deficit
Balance — June 20, 2025 (Inception)	—	$—	—	$—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor(1)	—	—	6,708,333	671	(25,000)	24,329	—	—
Net loss	—	—	—	—	—	—	(16,800)	(16,800)

Balance – June 30, 2025 (unaudited)	—	$—	6,708,333	$671	$(25,000)	$24,329	$(16,800)	$(16,800)

(1)	On September 16, 2025, the Company effected a 1 to 1.1666666087 share split of the founder shares, which resulted in a total of 6,708,333 founder shares held by the Sponsor. All share and per share data has been retroactively presented.

The accompanying notes are an integral part of these unaudited condensed financial statements.

DYNAMIX CORPORATION III

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30, 2026	For the Period from June 20, 2025 (Inception) through June 30, 2025
Cash Flows from Operating Activities:
Net income (loss)	$2,287,852	$(16,800)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Dividends earned on investments held in Trust Account	(3,573,818)	–
Changes in operating assets and liabilities:
Prepaid expenses	8,213	–
Payment from related party	(29,834)	–
Due to related party	90,000	–
Accounts payable and accrued liabilities	341,290	16,800
Net cash used in operating activities	(876,297)	–

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account for working capital	355,805	–
Net cash provided by investing activities	355,805	–

Net Change in Cash and Cash Equivalents	(520,492)	–
Cash and cash equivalents – Beginning of period	1,332,627	–
Cash and cash equivalents – End of period	$812,135	$–
Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$–	$27,946

The accompanying notes are an integral part of these unaudited condensed financial statements.

DYNAMIX CORPORATION III
NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from June 20, 2025 (inception) through June 30, 2026 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

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

JUNE 30, 2026

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

JUNE 30, 2026

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2025, as filed with the SEC on March 20, 2026. The interim results for the three and six months ended June 30, 2026 and for the period from June 20, 2025 (inception) through June 30, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

DYNAMIX CORPORATION III
NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Liquidity and Capital Resources

The Company’s liquidity needs up to June 30, 2026 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $300,000. On October 31, 2025, the Company repaid the total outstanding balance of the Promissory Note amounting to $187,075 (see Note 5). Liquidity since the Initial Public Offering has come from the funds held outside the Trust Account and $421,260 in permitted withdrawals from the Trust Account. As of June 30, 2026, the Company had cash equivalents of $812,135 and a working capital surplus of $276,587.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay such loaned amounts at that time. Up to $1,500,000 of such Working Capital Loans may be converted into Private Placement Warrants upon consummation of the Business Combination at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2026, the Company had no borrowings under the Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements - Going Concern,” the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. The Company has the Completion Window to complete the initial Business Combination. Management has determined that the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the financial statement.

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

JUNE 30, 2026

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash and cash equivalents of $812,135 and $1,332,627 as of June 30, 2026 and December 31, 2025, respectively.

Investments Held in Trust Account

At June 30, 2026 and December 31, 2025, assets held in the Trust Account were held in mutual funds which are invested primarily in U.S. Treasury securities. Investments held in the Trust Account are classified as trading securities. Trading securities are presented on the unaudited condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in dividends earned on investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets. As of June 30, 2026 and December 31, 2025, the Company reported $205,691,208 and $202,473,195, respectively, in investments held in the Trust Account.

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

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, using the relative fair value method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares. Offering costs allocated to the Class A ordinary shares were charged to temporary equity and offering costs allocated to the Public Warrants and Private Placement Warrants were charged to shareholders’ deficit as the Public Warrants and Private Placement Warrants, after management’s evaluation, were accounted for under equity treatment. Accrued offering costs include offering costs incurred as of the time of the Initial Public Offering but are not due or paid. As of June 30, 2026 and December 31, 2026, the Company reported $75,000 in accrued offering costs on the unaudited condensed balance sheets.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying unaudited condensed balance sheets, primarily due to their short-term nature.

DYNAMIX CORPORATION III
NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Warrant Instruments

The Company accounted for the Public Warrants and Private Placement Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. The warrant instruments are non-redeemable (unless the price of the warrants equal or exceed $18.00 per warrant) and settled on a cashless basis, accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values. Such guidance provides that the warrants described above will not be precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity in accordance with ASC 480 and ASC 815.

Net Income (loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The Company has two classes of ordinary shares, which are referred to as redeemable Class A ordinary shares and non-redeemable Class B ordinary shares. Income and losses are shared pro rata to the shares. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. Accretion associated with the redeemable ordinary shares is excluded from income (loss) per ordinary share as the redemption value approximates fair value.

The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, (ii) the exercise of the over-allotment option and (iii) Private Placement Warrants, since the average stock price of the Company’s ordinary shares for the three and six months ended June 30, 2026 and for the period from June 20, 2025 (inception) through June 30, 2025 was less than the exercise price and therefore, the inclusion of such warrants under the treasury stock method would be anti-dilutive and the exercise is contingent upon the occurrence of future events. The warrants are exercisable to purchase 16,337,500 ordinary shares in the aggregate. As of June 30, 2026, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

DYNAMIX CORPORATION III
NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

	For the Three Months Ended		For the Six Months Ended		For the Period from June 20, 2025 (Inception) through
	June 30, 2026		June 30, 2026		June 30, 2025
	Redeemable	Non-Redeemable	Redeemable	Non- Redeemable	Redeemable	Non- Redeemable
	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$812,447	$270,815	$1,715,889	$571,963	$—	$(16,800)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	20,125,000	6,708,333	20,125,000	6,708,333	—	5,833,333
Basic and diluted net income (loss) per ordinary share	$0.04	$0.04	$0.09	$0.09	$—	$(0.00)

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed balance sheets. As of June 30, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the unaudited condensed balance sheets are reconciled in the following table:

	Shares	Amount
Gross proceeds	20,125,000	$201,250,000
Less:
Proceeds allocated to Public Warrants		(6,440,000)
Public Shares issuance costs		(12,266,374)
Plus:
Accretion of Class A ordinary shares to redemption amount		19,929,569
Class A ordinary shares subject to possible redemption, December 31, 2025	20,125,000	202,473,195
Plus:
Accretion of Class A ordinary shares to redemption amount		1,599,445
Class A ordinary shares subject to possible redemption, March 31, 2026	20,125,000	204,072,640
Plus:
Accretion of Class A ordinary shares to redemption amount		1,618,568
Class A ordinary shares subject to possible redemption, June 30, 2026	20,125,000	$205,691,208

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the unaudited condensed balance sheets as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. Subsequently on October 31, 2025, the Company consummated the Initial Public Offering of 20,125,000 Units, which included the full exercise by the underwriters of their over-allotment option in the amount of 2,625,000 Units, as such no derivative financial instrument was recorded.

DYNAMIX CORPORATION III
NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Share-Based Payment Arrangements

The Company accounts for share awards in accordance with ASC 718, “Compensation—Stock Compensation,” which requires that all equity awards be accounted for at their “fair value.” Fair value is measured on the grant date and is equal to the underlying value of the stock. Costs equal to these fair values are recognized ratably over the requisite service period based on the number of awards that are expected to vest, in the period of grant for awards that vest immediately and have no future service condition, or in the period the awards vest immediately after meeting a performance condition becomes probable (i.e., the occurrence of a Business Combination). For awards that vest over time, cumulative adjustments in later periods are recorded to the extent actual forfeitures differ from the Company’s initial estimates; previously recognized compensation cost is reversed if the service or performance conditions are not satisfied and the award is forfeited.

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

Warrants – As of June 30, 2026 and December 31, 2025, there were 16,337,500 Warrants outstanding, including 10,062,500 Public Warrants and 6,275,000 Private Placement Warrants.

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

JUNE 30, 2026

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

JUNE 30, 2026

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

On October 23, 2025, the Sponsor transferred an aggregate of 75,000 founder shares to the three directors of the Company (25,000 each) in exchange for their services as director through the Company’s initial Business Combination. The founder shares shall return to the Sponsor if the director is no longer serving the Company on or prior to the initial Business Combination. The transfer of founder shares to the three directors is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity classified awards is measured at fair value upon the assignment date. The total fair value of the 75,000 founder shares transferred to the three directors on October 23, 2025 was $284,250 or $3.79 per share. The Company established the initial fair value founder shares on October 23, 2025, using a calculation prepared by a third party valuation team which takes into consideration the implied share price of $9.68, probability of de-SPAC and instrument-specific market adjustment of 45.0%, and discount for lack of marketability of $0.57. The founder shares are classified as Level 3 at the measurement date due to the use of unobservable inputs, and other risk factors. The membership interests were assigned subject to a performance condition (i.e., providing services through Business Combination). Share based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of founder shares that ultimately vest times the assignment date fair value per share (unless subsequently modified) less the amount initially received for the transfer of founder shares. As of June 30, 2026, the Company determined that the initial Business Combination is not considered probable and therefore no compensation expense has been recognized.

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

Administrative Services Agreement

The Company entered into an agreement with Volta Tread LLC, an affiliate of the Sponsor, commencing on October 29, 2025 through the earlier of the Company’s consummation of its initial Business Combination and its liquidation, to pay Volta Tread LLC an aggregate of $40,000 per month for utilities and secretarial and administrative support services. For the three and six months ended June 30, 2026, the Company incurred $120,000 and $240,000, respectively, for these services, of which $130,000 and $40,000 are reported as due to related party on the accompanying unaudited condensed balance sheets at June 30, 2026 and December 31, 2025, respectively. For the period from June 20, 2025 (inception) through June 30, 2025, no fees were incurred for these services.

DYNAMIX CORPORATION III
NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Advisory Services Agreement

On October 29, 2025, the Company entered into an advisory services agreement (the “advisory services agreement”) with Volta Tread LLC (the “service provider”), pursuant to which the service provider agreed to provide management, consulting and other advisory services to the Company in connection with a Business Combination. In consideration for these services, the Company agreed to pay the service provider an annual fee, payable on a monthly basis, until the consummation of a Business Combination. The Company also agreed to reimburse the service provider and its affiliates for certain costs and expenses incurred in favor of third parties. Such annual fee, together with any reimbursement, shall not exceed 10% of the interest earned on funds held in the Trust Account. For the three and six months ended June 30, 2026, the Company withdrew from the Trust Account and paid $179,981 and $355,805 to the service provider for such services, respectively.

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of June 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

Due From Related Party

In May 2026, the Company inadvertently paid a related party $29,834. These amounts are reported on the unaudited condensed balance sheet as due from related party. In July 2026, the related party repaid these funds.

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

JUNE 30, 2026

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

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. As of June 30, 2026 and December 31, 2025, there were no Class A ordinary shares issued or outstanding, excluding 20,125,000 shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. As of June 30, 2026 and December 31, 2025, there were 6,708,333 Class B ordinary shares issued and outstanding.

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

JUNE 30, 2026

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

The following table presents information about the Company’s assets that are measured at fair value as of June 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	June 30, 2026	December 31, 2025
Assets:
Investments held in Trust Account	1	$205,691,208	$202,473,195

As of October 31, 2025, the date of the Initial Public Offering, the fair value of the Public Warrants issued in the Initial Public Offering was $6,440,000, or $0.64 per Public Warrant and was determined using a Monte Carlo Simulation Model. The Public Warrants issued in the Initial Public Offering have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the Level 3 valuation of the Public Warrants issued in the Initial Public Offering:

October 31, 2025
Implied Class A ordinary share price	$9.68
Expected term to de-SPAC	2.0
Warrant term	7.0
Probability of de-SPAC and market adjustment	45.0%
Risk-free rate (continuous)	3.86%
Selected volatility	10.0%

DYNAMIX CORPORATION III
NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the unaudited condensed statements of operations as net income or loss. The measure of segment assets is reported on the unaudited condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$812,135	$1,332,627
Investments held in Trust Account	$205,691,208	$202,473,195

	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026	For the Period from June 20, 2025 (Inception) through June 30, 2025
General and administrative expenses	$719,233	$1,304,692	$16,800
Dividends earned on investments held in Trust Account	$1,794,392	$3,573,818	$—

The key measure of segment profit or loss reviewed by our CODM is net income or loss. The CODM utilizes general and administrative expenses and dividends earned on investments held in Trust Account as the primary drivers of net income or loss. The CODM reviews dividends earned on investments held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination within the Completion Window. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

The accounting policies used to measure the profit and loss of the segment are the same as those described in the summary of significant accounting policies.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events, other than discussed in Note 5 that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Dynamix Corporation III. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to DynamixCore Holdings III, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Simultaneously with the closing of the initial public offering, the Company consummated the sale of 6,275,000 warrants (the “Private Placement Warrants” and together with the Public Warrants, the “Warrants”) at a price of $1.00 per Private Placement Warrant, in a private placement to the Sponsor, and Cohen & Company Capital Markets, a division of Cohen & Company Securities, LLC and Clear Street LLC (referred to as “CCM”), the representative of the underwriters, generating gross proceeds of $6,275,000. Each Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. Of those 6,275,000 Private Placement Warrants, the Sponsor purchased 4,262,500 Private Placement Warrants and CCM purchased 2,012,500 Private Placement Warrants.

On November 19, 2025, the Company’s Public Shares and Public Warrants began separately trading from the Units. Those Units not separated traded on the Nasdaq Global Market under the symbol “DNMXU,” and each of the Public Shares and Public Warrants that are separated trade on the Nasdaq Global Market under symbols “DNMX” and “DNMXW,” respectively.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from June 20, 2025 (inception) through June 30, 2026 were organizational activities, those necessary to prepare for the initial public offering and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of dividends earned on investments held in our trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had a net income of $1,083,262, which consisted of dividends earned on investments held in trust account of $1,794,392 and interest earned on cash account of $8,103, offset by general and administrative costs of $719,233.

For the six months ended June 30, 2026, we had a net income of $2,287,852, which consisted of dividends earned on investments held in trust account of $3,573,818 and interest earned on cash account of $18,726, offset by general and administrative costs of $1,304,692.

For the period from June 20, 2025 (Inception) through June 30, 2025, we had a net loss of $16,800, which consisted of general and administrative costs of $16,800.

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

For the six months ended June 30, 2026, cash used in operating activities was $876,297. Net income of $2,287,852 was affected by dividends earned on investments held in trust account of $3,573,818 and changes in operating assets and liabilities of $409,669.

For the period from June 20, 2025 (inception) through June 30, 2025, cash used in operating activities was $0. Net loss of $16,800 was affected by changes in operating assets and liabilities of $16,800.

At June 30, 2026, we had investments held in trust account of $205,691,208. We may withdraw earnings from the trust account to pay taxes, if any and up to 10% of earnings from the trust account to pay for the advisory service agreement fees. We intend to use substantially all of the funds held in the trust account, including any amounts representing earnings on the trust account, which shall be net of taxes payable and excluding deferred underwriting commissions, to complete our business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At June 30, 2026, we had cash equivalents of $812,135 held outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026.

Contractual Obligations

Administrative Services Agreement

The Company entered into an agreement with Volta Tread LLC, an affiliate of the Sponsor, commencing on October 29, 2025 through the earlier of the Company’s consummation of initial business combination and its liquidation, to pay Volta Tread LLC an aggregate of $40,000 per month for utilities and secretarial and administrative support services. For the three and six months ended June 30, 2026, the Company incurred $120,000 and $240,000, respectively, for these services, of which $130,000 and $40,000 is reported as due to related party on the accompanying unaudited condensed balance sheets at June 30, 2026 and December 31, 2025, respectively. For the period from June 20, 2025 (inception) through June 30, 2025, no fees were incurred for these services.

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

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of June 30, 2026, we did not have any critical accounting estimates to be disclosed.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of June 30, 2026.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2026 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 13th day of August 2026.

DYNAMIX CORPORATION III

By:	/s/ Andrea Bernatova
Name:	Andrea Bernatova
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Nader Daylami
Name:	Nader Daylami
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)