Form 10-Q
period 2026-09-30
Dynamix Corp III
filed 2026-11-06
CIK 2081125

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2026

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

As of November 6, 2026, there were 20,125,000 Class A Ordinary Shares, $0.0001 par value and 6,708,333 Class B Ordinary Shares, $0.0001 par value, issued and outstanding.

DYNAMIX CORPORATION III

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

TABLE OF CONTENTS

Page
Part I. Financial Information	1
Item 1. Interim Financial Statements	1
Condensed Balance Sheets as of September 30, 2026 (Unaudited) and December 31, 2025	1
Condensed Statements of Operations for the Three Months Ended September 30, 2026 and 2025, for the Nine Months Ended September 30, 2026 and for the Period from June 20, 2025 (Inception) Through September 30, 2025 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Deficit for the Three Months Ended September 30, 2026 and 2025, for the Nine Months Ended September 30, 2026 and for the Period from June 20, 2025 (Inception) Through September 30, 2025 (Unaudited)	3
Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2026 and for the Period from June 20, 2025 (Inception) Through September 30, 2025 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures About Market Risk	23
Item 4. Controls and Procedures	23
Part II. Other Information	24
Item 1. Legal Proceedings	24
Item 1A. Risk Factors	24
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3. Defaults Upon Senior Securities	25
Item 4. Mine Safety Disclosures	25
Item 5. Other Information	25
Item 6. Exhibits	25
Signatures	26

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

DYNAMIX CORPORATION III

CONDENSED BALANCE SHEETS

	September 30, 2026 (Unaudited)	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$692,013	$1,332,627
Prepaid expenses	86,043	103,321
Total current assets	778,056	1,435,948
Investments held in Trust Account	207,363,828	202,473,195
Long-term prepaid insurance	—	35,465
Total Assets	$208,141,884	$203,944,608

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$690,984	$135,246
Accrued offering costs	75,000	75,000
Due to related party	190,000	40,000
Total current liabilities	955,984	250,246
Deferred underwriting fee	8,050,000	8,050,000
Total Liabilities	9,005,984	8,300,246

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, 20,125,000 shares at redemption value of $10.30 and $10.06 per share as of September 30, 2026 and December 31, 2025, respectively	207,363,828	202,473,195

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of September 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding (excluding 20,125,000 Class A ordinary shares subject to possible redemption) as of September 30, 2026 and December 31, 2025	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,708,333 shares issued and outstanding as of September 30, 2026 and December 31, 2025 (1)	671	671
Additional paid-in capital	—	—
Accumulated deficit	(8,228,599)	(6,829,504)
Total Shareholders’ Deficit	(8,227,928)	(6,828,833)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$208,141,884	$203,944,608

(1)	On September 16, 2025, the Company effected a 1 to 1.1666666087 share split of the founder shares, which resulted in a total of 6,708,333 founder shares held by the Sponsor. All share and per share data has been retroactively presented.

The accompanying notes are an integral part of these unaudited condensed financial statements.

DYNAMIX CORPORATION III

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,	For the Period from June 20, 2025 (Inception) Through September 30,
	2026	2025	2026	2025
General and administrative expenses	$658,376	$47,771	$1,963,068	$64,571
Loss from operations	(658,376)	(47,771)	(1,963,068)	(64,571)

Other income
Interest earned on cash account	6,523	–	25,249	–
Dividends earned on investments held in Trust Account	1,855,539	–	5,429,357	–
Total other income	1,862,062	–	5,454,606	–
Net Income (Loss)	$1,203,686	$(47,771)	$3,491,538	$(64,571)

Weighted average redeemable Class A ordinary shares outstanding – basic and diluted	20,125,000	–	20,125,000	–
Basic and diluted net income per Class A ordinary share	$0.04	$–	$0.13	$–
Weighted average non-redeemable Class B ordinary shares outstanding – basic and diluted(1)(2)	6,708,333	5,833,333	6,708,333	5,833,333
Basic and diluted net income (loss) per non-redeemable Class B ordinary share	$0.04	$(0.01)	$0.13	$(0.01)

(1)	On September 16, 2025, the Company effected a 1 to 1.1666666087 share split of the founder shares, which resulted in a total of 6,708,333 founder shares held by the Sponsor. All share and per share data has been retroactively presented.

(2)	2025 excludes 875,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. Subsequently, on October 31, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 875,000 Class B ordinary shares are no longer subject to forfeiture (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

DYNAMIX CORPORATION III

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Share Subscription Receivable from	Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shareholder	Capital	Deficit	Deficit
Balance – December 31, 2025	—	$—	6,708,333	$671	$—	$—	$(6,829,504)	$(6,828,833)
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	—	—	(1,599,445)	(1,599,445)
Net income	—	—	—	—	—	—	1,204,590	1,204,590
Balance – March 31, 2026 (unaudited)	—	—	6,708,333	671	—	—	(7,224,359)	(7,223,688)
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	—	—	(1,618,568)	(1,618,568)
Net income	—	—	—	—	—	—	1,083,262	1,083,262
Balance – June 30, 2026 (unaudited)	—	—	6,708,333	671	—	—	(7,759,665)	(7,758,994)
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	—	—	(1,672,620)	(1,672,620)
Net income	—	—	—	—	—	—	1,203,686	1,203,686
Balance – September 30, 2026 (unaudited)	—	$—	6,708,333	$671	$—	$—	$(8,228,599)	$(8,227,928)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND

FOR THE PERIOD FROM JUNE 20, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Share Subscription Receivable from	Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shareholder	Capital	Deficit	Deficit
Balance – June 20, 2025 (Inception)	—	$—	—	$—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor(1)(2)	—	—	6,708,333	671	(25,000)	24,329	—	—
Net loss	—	—	—	—	—	—	(16,800)	(16,800)
Balance – June 30, 2025 (unaudited)	—	—	6,708,333	671	(25,000)	24,329	(16,800)	(16,800)
Collection of share subscription receivable from shareholder	—	—	—	—	25,000	—	—	25,000
Net loss	—	—	—	—	—	—	(47,771)	(47,771)
Balance – September 30, 2025 (unaudited)	—	$—	6,708,333	$671	$—	$24,329	$(64,571)	$(39,571)

(1)	On September 16, 2025, the Company effected a 1 to 1.1666666087 share split of the founder shares, which resulted in a total of 6,708,333 founder shares held by the Sponsor. All share and per share amounts have been retroactively presented (see Note 5).

(2)	Includes 875,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. Subsequently, on October 31, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 875,000 Class B ordinary shares are no longer subject to forfeiture (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

DYNAMIX CORPORATION III

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30, 2026	For the Period from June 20, 2025 (Inception) Through September 30, 2025
Cash Flows from Operating Activities:
Net income (loss)	$3,491,538	$(64,571)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Dividends earned on investments held in Trust Account	(5,429,357)	–
Payment of general and administrative expenses through promissory note – related party	–	10,420
Changes in operating assets and liabilities:
Prepaid expenses	52,743	–
Due to related party	150,000	–
Accounts payable and accrued liabilities	555,738	54,151
Net cash used in operating activities	(1,179,338)	–

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account for working capital	538,724	–
Net cash provided by investing activities	538,724	–

Net Change in Cash and Cash Equivalents	(640,614)	–
Cash and cash equivalents – Beginning of period	1,332,627	–
Cash and cash equivalents – End of period	$692,013	$–
Non-cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$–	$325,000
Deferred offering costs paid through promissory note – related party	$–	$101,665
Prepaid expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	$–	$25,000
Prepaid expenses paid through promissory note – related party	$–	$20,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

DYNAMIX CORPORATION III
NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

As of September 30, 2026, the Company had not commenced any operations. All activity for the period from June 20, 2025 (inception) through September 30, 2026 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of dividends earned on investments held in the Trust Account and interest earned on cash held outside of the Trust Account.

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

DYNAMIX CORPORATION III
NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Following the closing of the Initial Public Offering, on October 31, 2025, an amount of $201,250,000 ($10.00 per Unit) from the net proceeds of the sale of the Units and the Private Placement Warrants was placed in the trust account (the “Trust Account”), located in the United States, with Odyssey Transfer and Trust Company acting as trustee, and invested only in U.S. government Treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government Treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that it holds investments in the Trust Account, the Company may, at any time (based on the management team’s ongoing assessment of all factors related to the potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company for permitted withdrawals as permitted in the Investment Management Trust Agreement, dated October 29, 2025, by and between the Company and Odyssey Transfer and Trust Company, as trustee (which means amounts withdrawn from interest earned on the Trust Account (and not from the principal held in the Trust Account) to fund working capital requirements, subject to an annual limit of 10% of interest earned on funds held in the Trust Account), or for taxes payable, if any, and up to $100,000 of interest to pay dissolution expenses, the proceeds from the Initial Public Offering and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of the Company’s public shares if the Company is unable to complete the initial Business Combination within 24 months from the closing of the Initial Public Offering (October 31, 2027) or by such earlier liquidation date as the board of directors may approve (the “Completion Window”), subject to applicable law, or (iii) the redemption of the Company’s public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

The Company will provide the Company’s public shareholders with the opportunity to redeem, regardless of whether they abstain, vote for, or against, the Company’s initial Business Combination, all or a portion of their public shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable, if any) and not previously released to the Company, divided by the number of then outstanding public shares, subject to the limitations. The amount in the Trust Account was initially $10.00 per public share.

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

SEPTEMBER 30, 2026

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2025, as filed with the SEC on March 20, 2026. The interim results for the three months ended September 30, 2026 and 2025, for the nine months ended September 30, 2026 and for the period from June 20, 2025 (inception) through September 30, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

DYNAMIX CORPORATION III
NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Liquidity and Capital Resources

The Company’s liquidity needs up to September 30, 2026 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $300,000. On October 31, 2025, the Company repaid the total outstanding balance of the Promissory Note amounting to $187,085 (see Note 5). Liquidity since the Initial Public Offering has come from the funds held outside the Trust Account and $604,179 in permitted withdrawals from the Trust Account, of which $538,724 was withdrawn during the nine months ended September 30, 2026. As of September 30, 2026, the Company had cash and cash equivalents of $692,013 and a working capital deficit of $177,928.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay such loaned amounts at that time. Up to $1,500,000 of such Working Capital Loans may be converted into Private Placement Warrants upon consummation of the Business Combination at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2026, the Company had no borrowings under the Working Capital Loans.

In connection with our assessment of going concern considerations in accordance with ASC 205-40 “Presentation of Financial Statements - Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a Business Combination by the end of the Completion Window, raises substantial doubt about the Company’s ability to continue as a going concern. Management plans to address this uncertainty through search for and completion of a Business Combination. There are no assurances that the Company’s plans to consummate a Business Combination will be successful within the Completion Window. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting periods.

DYNAMIX CORPORATION III
NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash and cash equivalents of $692,013 and $1,332,627 as of September 30, 2026 and December 31, 2025, respectively.

Investments Held in Trust Account

At September 30, 2026 and December 31, 2025, assets held in the Trust Account were held in mutual funds which are invested primarily in U.S. Treasury securities. Investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in dividends earned on investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets. As of September 30, 2026 and December 31, 2025, the Company reported $207,363,828 and $202,473,195, respectively, in investments held in the Trust Account.

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

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares. Offering costs allocated to the Class A ordinary shares were charged to temporary equity and offering costs allocated to the Public Warrants and Private Placement Warrants were charged to shareholders’ deficit as the Public Warrants and Private Placement Warrants, after management’s evaluation, were accounted for under equity treatment. Accrued offering costs include offering costs incurred as of the time of the Initial Public Offering but are not due or paid. As of September 30, 2026 and December 31, 2025, the Company reported $75,000 in accrued offering costs on the condensed balance sheets.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

DYNAMIX CORPORATION III
NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Warrant Instruments

The Company accounted for the Public Warrants and Private Placement Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. The Public Warrants are redeemable by the Company only if the closing price of the Class A ordinary shares equals or exceeds $18.00 per share for the specified trading period (see Note 3), the Private Placement Warrants are not redeemable by the Company so long as they are held by the Sponsor, the underwriters, or their permitted transferees (see Note 4), and the warrants may be exercised on a cashless basis only in certain circumstances. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values. Such guidance provides that the warrants described above will not be precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity in accordance with ASC 480 and ASC 815.

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

The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, (ii) the exercise of the over-allotment option and (iii) Private Placement Warrants, since the average stock price of the Company’s ordinary shares for the three months ended September 30, 2026 and 2025, for the nine months ended September 30, 2026 and for the period from June 20, 2025 (inception) through September 30, 2025 was less than the exercise price and therefore, the inclusion of such warrants under the treasury stock method would be anti-dilutive and the exercise is contingent upon the occurrence of future events. The warrants are exercisable to purchase 16,337,500 ordinary shares in the aggregate. As of September 30, 2026, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

DYNAMIX CORPORATION III
NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

	For the Three Months Ended		For the Three Months Ended
	September 30, 2026		September 30, 2025
	Redeemable Class A	Non-Redeemable Class B	Redeemable Class A	Non-Redeemable Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$902,765	$300,921	$–	$(47,771)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	20,125,000	6,708,333	–	5,833,333
Basic and diluted net income (loss) per ordinary share	$0.04	$0.04	$–	$(0.01)

	For the Nine Months Ended		For the Period from June 20, 2025 (Inception) Through
	September 30, 2026		September 30, 2025
	Redeemable Class A	Non-Redeemable Class B	Redeemable Class A	Non-Redeemable Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$2,618,654	$872,884	$–	$(64,571)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	20,125,000	6,708,333	–	5,833,333
Basic and diluted net income (loss) per ordinary share	$0.13	$0.13	$–	$(0.01)

DYNAMIX CORPORATION III
NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. As of September 30, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

	Shares	Amount
Gross proceeds	20,125,000	$201,250,000
Less:
Proceeds allocated to Public Warrants		(6,440,000)
Public Shares issuance costs		(12,266,374)
Plus:
Accretion of Class A ordinary shares to redemption amount		19,929,569
Class A ordinary shares subject to possible redemption, December 31, 2025	20,125,000	202,473,195
Plus:
Accretion of Class A ordinary shares to redemption amount		1,599,445
Class A ordinary shares subject to possible redemption, March 31, 2026	20,125,000	204,072,640
Plus:
Accretion of Class A ordinary shares to redemption amount		1,618,568
Class A ordinary shares subject to possible redemption, June 30, 2026	20,125,000	205,691,208
Plus:
Accretion of Class A ordinary shares to redemption amount		1,672,620
Class A ordinary shares subject to possible redemption, September 30, 2026	20,125,000	$207,363,828

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed balance sheets as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. Subsequently on October 31, 2025, the Company consummated the Initial Public Offering of 20,125,000 Units, which included the full exercise by the underwriters of their over-allotment option in the amount of 2,625,000 Units, as such no derivative financial instrument was recorded.

DYNAMIX CORPORATION III
NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Share-Based Payment Arrangements

The Company accounts for share awards in accordance with ASC 718, “Compensation—Stock Compensation,” which requires that all equity awards be accounted for at their “fair value.” Fair value is measured on the grant date and is equal to the underlying value of the share. Costs equal to these fair values are recognized ratably over the requisite service period based on the number of awards that are expected to vest, in the period of grant for awards that vest immediately and have no future service condition, or in the period the awards vest immediately after meeting a performance condition becomes probable (i.e., the occurrence of a Business Combination). For awards that vest over time, cumulative adjustments in later periods are recorded to the extent actual forfeitures differ from the Company’s initial estimates; previously recognized compensation cost is reversed if the service or performance conditions are not satisfied and the award is forfeited.

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

Warrants – As of September 30, 2026 and December 31, 2025, there were 16,337,500 Warrants outstanding, including 10,062,500 Public Warrants and 6,275,000 Private Placement Warrants.

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

SEPTEMBER 30, 2026

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

The Private Placement Warrants are identical to the Public Warrants sold in the Initial Public Offering except that, so long as they are held by the Sponsor, the underwriters, or their permitted transferees, the Private Placement Warrants (i) may not (including the Class A ordinary shares issuable upon exercise of these Private Placement Warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination, (ii) will be entitled to registration rights, (iii) with respect to Private Placement Warrants held by the underwriters and/or its designees, will not be exercisable more than five years from the commencement of sales in the Initial Public Offering in accordance with Financial Industry Regulatory Authority Rule 5110(g)(8), and (iv) will not be redeemable by the Company and (v) may be exercised on a cashless basis.

DYNAMIX CORPORATION III
NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

On October 23, 2025, the Sponsor transferred an aggregate of 75,000 founder shares to the three directors of the Company (25,000 each) in exchange for their services as director through the Company’s initial Business Combination. The founder shares shall return to the Sponsor if the director is no longer serving the Company on or prior to the initial Business Combination. The transfer of founder shares to the three directors is in the scope of FASB ASC Topic 718, “Compensation—Stock Compensation” (“ASC 718”). Under ASC 718, share-based compensation associated with equity classified awards is measured at fair value upon the assignment date. The total fair value of the 75,000 founder shares transferred to the three directors on October 31, 2025 was $284,250 or $3.79 per share. The Company established the initial fair value founder shares on October 31, 2025, using a calculation prepared by a third party valuation team which takes into consideration the implied share price of $9.68, probability of de-SPAC and instrument-specific market adjustment of 45.0%, and discount for lack of marketability of $0.57. The founder shares are classified as Level 3 at the measurement date due to the use of unobservable inputs, and other risk factors. The membership interests were assigned subject to a performance condition (i.e., providing services through Business Combination). Share based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of founder shares that ultimately vest times the assignment date fair value per share (unless subsequently modified) less the amount initially received for the transfer of founder shares. As of September 30, 2026, the Company determined that the initial Business Combination is not considered probable and therefore no compensation expense has been recognized.

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

Promissory Note — Related Party

The Sponsor has agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan was non-interest bearing, unsecured and due at the earlier of December 31, 2025 and the closing of the Initial Public Offering. On October 31, 2025, the Company repaid the total outstanding balance of the Promissory Note amounting to $187,085. Borrowings under the promissory note are no longer available.

Administrative Services Agreement

The Company entered into an agreement with Volta Tread LLC, an affiliate of the Sponsor, commencing on October 29, 2025 through the earlier of the Company’s consummation of its initial Business Combination and its liquidation, to pay Volta Tread LLC an aggregate of $40,000 per month for utilities and secretarial and administrative support services. For the three and nine months ended September 30, 2026, the Company incurred $120,000 and $360,000, respectively, for these services, of which $190,000 and $40,000 are reported as due to related party on the accompanying condensed balance sheets at September 30, 2026 and December 31, 2025, respectively. For the three months ended September 30, 2025 and for the period from June 20, 2025 (inception) through September 30, 2025, no fees were incurred for these services.

DYNAMIX CORPORATION III
NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Advisory Services Agreement

On October 29, 2025, the Company entered into an advisory services agreement (the “advisory services agreement”) with Volta Tread LLC (the “service provider”), pursuant to which the service provider agreed to provide management, consulting and other advisory services to the Company in connection with a Business Combination. In consideration for these services, the Company agreed to pay the service provider an annual fee, payable on a monthly basis, until the consummation of a Business Combination. The Company also agreed to reimburse the service provider and its affiliates for certain costs and expenses incurred in favor of third parties. Such annual fee, together with any reimbursement, shall not exceed 10% of the interest earned on funds held in the Trust Account. For the three and nine months ended September 30, 2026, the Company paid $182,924 and $538,729, respectively, to the service provider for such services, of which $182,919 and $538,724, respectively, was funded through withdrawals from the Trust Account and the remainder was paid from cash held outside of the Trust Account.

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of September 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

Due From Related Party

In May 2026, the Company inadvertently paid a related party $29,834. These amounts were reported as due from related party on the unaudited condensed balance sheet as of June 30, 2026. In July 2026, the related party repaid these funds.

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

SEPTEMBER 30, 2026

(UNAUDITED)

Underwriting Agreement

The underwriters had a 45-day option from the date of the Initial Public Offering to purchase up to an additional 2,625,000 Units to cover over-allotments, if any. On October 31, 2025, the underwriters elected to fully exercise their over-allotment option to purchase an additional 2,625,000 Units at a price of $10.00 per Unit.

The underwriters were entitled to an underwriting discount of $0.20 per Unit, or $4,025,000 in the aggregate, which was paid upon the closing of the Initial Public Offering. In addition, $0.40 per Unit sold in the Initial Public Offering, or $8,050,000 in the aggregate, is payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely on amounts remaining in the Trust Account following all properly submitted shareholder redemptions in connection with the consummation of the initial Business Combination.

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of September 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. As of September 30, 2026 and December 31, 2025, there were no Class A ordinary shares issued or outstanding, excluding 20,125,000 shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. As of September 30, 2026 and December 31, 2025, there were 6,708,333 Class B ordinary shares issued and outstanding.

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

SEPTEMBER 30, 2026

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

The following table presents information about the Company’s assets that are measured at fair value as of September 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	September 30, 2026	December 31, 2025
Assets:
Investments held in Trust Account	1	$207,363,828	$202,473,195

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

October 31, 2025
Implied Class A ordinary share price	$9.68
Expected term to de-SPAC (years)	2.0
Warrant term (years)	7.0
Probability of de-SPAC and market adjustment	45.00%
Risk-free rate (continuous)	3.86%
Selected volatility	10.00%

DYNAMIX CORPORATION III
NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the unaudited condensed statements of operations as net income or loss. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$692,013	$1,332,627
Investments held in Trust Account	$207,363,828	$202,473,195

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,	For the Period from June 20, 2025 (Inception) Through September 30,
	2026	2025	2026	2025
General and administrative expenses	$658,376	$47,771	$1,963,068	$64,571
Dividends earned on investments held in Trust Account	$1,855,539	$—	$5,429,357	$—

The key measure of segment profit or loss reviewed by our CODM is net income or loss. The CODM utilizes general and administrative expenses and dividends earned on investments held in Trust Account as the primary drivers of net income or loss. The CODM reviews dividends earned on investments held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination within the Completion Window. The CODM also reviews general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from June 20, 2025 (inception) through September 30, 2026 were organizational activities, those necessary to prepare for the initial public offering and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of dividends earned on investments held in our trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2026, we had net income of $1,203,686, which consisted of dividends earned on investments held in trust account of $1,855,539 and interest earned on cash account of $6,523, offset by general and administrative expenses of $658,376.

For the nine months ended September 30, 2026, we had net income of $3,491,538, which consisted of dividends earned on investments held in trust account of $5,429,357 and interest earned on cash account of $25,249, offset by general and administrative expenses of $1,963,068.

For the three months ended September 30, 2025, we had a net loss of $47,771, which consisted of general and administrative expenses.

For the period from June 20, 2025 (inception) through September 30, 2025, we had a net loss of $64,571, which consisted of general and administrative expenses.

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

For the nine months ended September 30, 2026, cash used in operating activities was $1,179,338. Net income of $3,491,538 was affected by dividends earned on investments held in trust account of $5,429,357 and changes in operating assets and liabilities of $758,481.

For the period from June 20, 2025 (inception) through September 30, 2025, cash used in operating activities was $0. Net loss of $64,571 was affected by the payment of general and administrative expenses through promissory note – related party of $10,420 and changes in operating assets and liabilities of $54,151.

At September 30, 2026, we had investments held in trust account of $207,363,828. We may withdraw earnings from the trust account to pay taxes, if any, and up to 10% of earnings from the trust account to pay for the advisory service agreement fees. We intend to use substantially all of the funds held in the trust account, including any amounts representing earnings on the trust account, which shall be net of taxes payable and excluding deferred underwriting commissions, to complete our business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At September 30, 2026, we had cash and cash equivalents of $692,013 held outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination.

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

In connection with our assessment of going concern considerations in accordance with ASC 205-40 “Presentation of Financial Statements - Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution, should we be unable to complete a Business Combination by the end of the Completion Window, raises substantial doubt about our ability to continue as a going concern. Management plans to address this uncertainty through search for and completion of a Business Combination. There are no assurances that our plans to consummate a Business Combination will be successful within the Completion Window. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2026.

Contractual Obligations

Administrative Services Agreement

The Company entered into an agreement with Volta Tread LLC, an affiliate of the Sponsor, commencing on October 29, 2025 through the earlier of the Company’s consummation of initial business combination and its liquidation, to pay Volta Tread LLC an aggregate of $40,000 per month for utilities and secretarial and administrative support services. For the three and nine months ended September 30, 2026, the Company incurred $120,000 and $360,000, respectively, for these services, of which $190,000 and $40,000 are reported as due to related party on the accompanying unaudited condensed balance sheets at September 30, 2026 and December 31, 2025, respectively. For the three months ended September 30, 2025 and for the period from June 20, 2025 (inception) through September 30, 2025, no fees were incurred for these services.

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

Underwriting Agreement

The underwriters were entitled to a fee of $0.40 per Unit sold in the initial public offering, or $8,050,000 in the aggregate, which will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the trust account solely on amounts remaining in the trust account following all properly submitted shareholder redemptions in connection with the consummation of the initial business combination.

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of September 30, 2026, we did not have any critical accounting estimates to be disclosed.

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2026.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2026 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our Annual Report on Form 10-K filed with the SEC. As of the date of this Quarterly Report, except as set forth below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC.

We have substantial doubt about our ability to continue as a going concern, which may adversely affect our ability to achieve our business objectives.

As of September 30, 2026, we had $692,013 in cash and cash equivalents held outside of the trust account and a working capital deficit of $177,928. Further, we have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. If we are unable to complete our initial business combination within the Completion Window, we will be required to cease all operations except for the purpose of winding up, redeem our public shares and liquidate and dissolve. There can be no assurances that our plans to consummate an initial business combination will be successful within the Completion Window. Management has determined that the mandatory liquidation and subsequent dissolution, should we be unable to complete a business combination by the end of the Completion Window, raises substantial doubt about our ability to continue as a going concern. The unaudited condensed financial statements included in this Quarterly Report do not include any adjustments that might result from the outcome of this uncertainty.

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

Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 6,275,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, in a private placement to the Sponsor and CCM, generating gross proceeds of $6,275,000. The Private Placement Warrants are identical to the Public Warrants sold in the Initial Public Offering except that, so long as they are held by the Sponsor, the underwriters, or their permitted transferees, the Private Placement Warrants (i) may not (including the Class A ordinary shares issuable upon exercise of these Private Placement Warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination, (ii) will be entitled to registration rights, (iii) with respect to Private Placement Warrants held by the underwriters and/or its designees, will not be exercisable more than five years from the commencement of sales in the Initial Public Offering in accordance with Financial Industry Regulatory Authority Rule 5110(g)(8), and (iv) will not be redeemable by the Company and (v) may be exercised on a cashless basis.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 6th day of November 2026.

DYNAMIX CORPORATION III

By:	/s/ Andrea Bernatova
Name:	Andrea Bernatova
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Nader Daylami
Name:	Nader Daylami
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

